Form 10-K/A
period 1994-12-31
PATRICK PETROLEUM CO /DE/
filed 1995-05-01
CIK 316695

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-K/A

                                AMENDMENT NO. 1

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For Fiscal Year Ended December 31, 1994
                         Commission File Number 1-7940

                           PATRICK PETROLEUM COMPANY
            (Exact name of Registrant as specified in its charter)

        Delaware                                          38-2276752
(State of Incorporation)                       (IRS Employer Identification No.)

                            301 West Michigan Avenue
                               Jackson, MI  49201
               (Address of principal executive offices)(Zip Code)
      Registrant's telephone number, including area code is (517) 787-6633

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                              on which registered
- - ------------------------------------                ---------------------------
   Common Stock, $0.20 par value                       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class

                       -------------------------------

                    Series B Preferred Stock $1.00 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        At March 27, 1995, there were 19,765,226 shares of Patrick Petroleum Company common stock outstanding. The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of March 27, 1995 was approximately $19,551,638 based on a closing price of $1.00 per share on the New York Stock Exchange on such date.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]


                     DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                                      ITEM 10.
              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names and ages of the current directors of Patrick Petroleum Company ("Company"). Information regarding the Company's officers is contained in Part I hereof.


                                                                                       FIRST YEAR
                                                                                         ELECTED
              NAME                   AGE               PRINCIPAL OCCUPATION             DIRECTOR
      --------------------          -----              --------------------             --------
CLASS TWO:
  TERM EXPIRES 1997
                                            Of counsel with law firm of Miro, Miro &
Basil M. Briggs . . . . . . . .      59     Weiner  . . . . . . . . . . . . . . . .   1970
Benjamin F. Edwards, II . . . .      69     Oil and Gas Consultant  . . . . . . . .   1972 (1)
Wayne G. Kees . . . . . . . . .      72     Private Investor  . . . . . . . . . . .   1978


CLASS ONE:
  TERM EXPIRES 1996

                                            President of the accounting firm of
James R. Jenkins  . . . . . . .      76     Jenkins, Magnus, Volk & Carroll . . . .   1970

CLASS THREE:
  TERM EXPIRES 1995

U.E. Patrick  . . . . . . . . .      66     President and Chief Executive Officer .   1970
John C. Napley  . . . . . . . .      71     Oil and Gas Consultant  . . . . . . . .   1970

____________________

(1) Mr. Edwards was a director from 1972 to 1974 and was reappointed as a director by the Board of Directors on September 22, 1976.


        Mr. Briggs has been a practicing attorney in Detroit, Michigan since 1961 and is currently of counsel with the firm of Miro, Miro & Weiner in Bloomfield Hills, Michigan. Mr. Briggs is a director of Marcum Natural Gas Services, Inc., in Denver, Colorado. Mr. Briggs has in the past provided limited services to the Company as a consultant concerning corporate, financial and development matters and has occasionally rendered legal services to the Company. Mr. Briggs is the Secretary of the Company and has been a director of the Company since its formation.

        Mr. Edwards is an oil and gas consultant currently on management consultancy assignment in Brazil. From July 1977 through August 1984, Mr. Edwards was a full-time consultant to the Company for corporate development, corporate planning and financial matters.

        Mr. Kees has been primarily engaged in the management of his personal investments since 1976. He is a director of Sizzler International, Inc.

        Mr. Jenkins is a practicing certified public accountant. He has been a partner or officer of the firm of Jenkins, Magnus, Volk & Carroll, Bloomfield Hills, Michigan, since 1951. Mr. Jenkins has been a director of the Company since its formation. Mr. Jenkins' firm provides limited accounting and tax services to the Company.

        Mr. Patrick has served as President and a director of the Company and its predecessor since 1963 and is the President and a director of the major subsidiaries of the Company. Mr. Patrick is a director of Marcum Natural Gas Services, Inc., Denver, Colorado. He has been engaged in oil and gas exploration and production since 1962.

        Mr. Napley is currently an oil and gas consultant. He was the president of NG Securities Corp. from 1984 through October, 1988. Mr. Napley has been a director of the Company from the time of its formation and was associated with Patrick Petroleum Corporation of Michigan, a subsidiary of the Company, from 1965 to 1984 in connection with its oil and gas drilling and exploration activities.


                                    ITEM 11.
                             EXECUTIVE COMPENSATION

GENERAL

  The following table sets forth information with respect to the Chief Executive Officer and the other most highly compensated executive officers of the Company as to whom the total annual salary and bonus for the fiscal year ended December 31, 1994 exceeded $100,000 ("Designated Individuals"):


                           ANNUAL COMPENSATION TABLE

                                                                              LONG TERM
                                                                            COMPENSATION
                                         ANNUAL COMPENSATION                   AWARDS
                             -----------------------------------------     ---------------
                                                        OTHER ANNUAL         SECURITIES
NAME AND PRINCIPAL                                      COMPENSATION         UNDERLYING              ALL OTHER
     POSITION                YEAR       SALARY($)       ($)(1)(2)(3)       OPTIONS/SARs (#)        COMPENSATION($)
- - ------------------------     ----       ---------      --------------      ----------------       -----------------
U.E. Patrick                 1994       409,616                            0                      141,696 (1)
Chief Executive Officer      1993       339,231                            1,336,204              156,395
                             1992       450,000                            0                      169,721

Rick D. Clark                1994       125,000        0                   0                      9,963 (2)
Executive Vice President     1993       125,000        15,272              100,000                13,297
                             1992       124,300        0                   0                      10,816

William T. Stelzer           1994       100,866                            0                      6,343 (3)
Senior Vice President        1993       100,166                            35,000                 10,987
                             1992       96,347                             0                      5,881

______________________________

(1) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of salary. All Other Compensation for 1994 includes $18,064 paid for royalty interests on certain well production; $122,372 accrued to reimburse Mr. Patrick for premiums on insurance policies held by him; and $1,260 which the Company paid for term life insurance premiums on behalf of Mr. Patrick.

(2) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of salary. All Other Compensation includes $2,289 paid for royalty interests on certain well production; $174 paid for term life insurance premiums on behalf of Mr. Clark; and $7,500 contributed to the Company's Profit Sharing Plan allocable to Mr. Clark.

(3) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of salary. All Other Compensation includes $511 paid for royalty interests on certain well production; $288 which the Company paid for term life insurance premiums on behalf of Mr. Stelzer; and $5,544 contributed to the Company's Profit Sharing Plan allocable to Mr. Stelzer.


STOCK OPTION VALUES AND EXERCISES

  The following table provides information regarding the year-end value of unexercised options for the Designated Individuals. No stock options were exercised by the Designated Individuals during fiscal 1994. At December 31, 1994, no outstanding stock options had exercise prices lower than the fair market value of the underlying Common Stock.


                                                                Value of Unexercised In-the-
                      Number of Securities Underlying             Money Options/SARs For
                  Unexercised Options/SARs For Year End (#)            Year End ($)
                  -----------------------------------------     --------------------------------
    Name               Exercisable       Unexercisable           Exercisable      Unexercisable
- - ------------           -----------       -------------           -----------      -------------
U.E. Patrick             821,120           184,482                   0                 0

Rick D. Clark             92,000             8,000                   0                 0

William T. Stelzer        25,000            10,000                   0                 0


PENSION PLAN

        Patrick Petroleum Corporation of Michigan maintains a qualified noncontributory defined benefit plan designed to provide retirement income related to an employee's salary and years of service. Upon retirement, pursuant to the Plan, an individual is entitled to receive a monthly benefit of 1.6% of final average earnings (1/60 of the sum of an individual's earnings for the 60 consecutive months which produce the highest average within the last 120 months of service) multiplied by the number of years of credited service, subject to a maximum of 30 years. The definition of "compensation" in the Plan excludes amounts contributed to the Plan, and also excludes commissions, overtime pay or any incentive compensation.


                               PENSION PLAN TABLE


Remuneration                                 Years of Service
- - --------------          ----------------------------------------------------
                          15              20             25              30
                        ------          ------         ------          ------
$   50,000              12,000          16,000         20,000          24,000
   100,000              24,000          32,000         40,000          48,000
   125,000              30,000          40,000         50,000          60,000
   150,000 (1)          36,000          48,000         60,000          72,000

__________________

(1) Maximum salary permitted.  The numbers in each column are rounded figures.

        As of December 31, 1994, the Designated Individuals had the following years of credited service under the Plan: Mr. Clark, 12 years; and Mr. Stelzer 5 years. For fiscal 1994, these individuals had the amounts of compensation characterized as salary in the Summary Compensation Table covered under the Plan. The benefits are computed based upon straight life annuity amounts and are not subject to any deduction for Social Security benefits or other offset amounts. Mr. Patrick terminated his participation in the Plan and withdrew his benefits during 1994.


EMPLOYMENT AND OTHER COMPENSATORY AGREEMENTS

        The Company entered into an executive employment agreement with Mr. Patrick effective November 1, 1993 which extends through December 31, 1998 and is automatically renewed for one year periods thereafter. His salary base through March 31, 1994 was $25,000 per month and $450,000 per year thereafter. Upon the expiration of the initial term or any extension of the employment agreement, the agreement provides for a consulting engagement as a general advisor and consultant to management for a term of four years, with compensation at 50% of Mr. Patrick's then current minimum annual salary under the employment agreement. The agreement also provides that Mr. Patrick participates in the Patrick Petroleum Corporation of Michigan 1990 Bonus Pool Plan. In the event of Mr. Patrick's death or disability during the term of the employment agreement or during the first two years of a consulting arrangement, Mr. Patrick or his designee shall receive 50% of the salary he would otherwise receive for the balance of the first two years. In the event that a change in control of the Company occurs, if Mr. Patrick's employment is terminated, as that term is defined in the agreement, then Mr. Patrick is entitled to the following severance benefits: (1) payment of his salary through the date of termination, (2) the sum of Mr. Patrick's base salary and the highest bonus awarded to him during the previous three years times the lesser of three or the number of whole and fractional years between the date of termination and December 31, 1998 (but in no event less than two), (3) accelerated vesting of all outstanding stock options, and (4) normal benefits until December 31, 1998.

        Pursuant to a Merger Agreement among the Company, La/Cal Energy Partners, Goodrich Petroleum Corporation and Goodrich Acquisition, Inc. Mr. Patrick has agreed to terminate his employment agreement at the effective date of the merger and enter into a consulting agreement pursuant to which the Company will pay Mr. Patrick approximately $317,000 per year for the three years after the effective date. The Company's obligation with respect to the consulting fee is absolute and will not be terminated by Mr. Patrick's death or disability.

        The Company has entered into an incentive compensation agreement with five individuals, including Mr. Clark and Mr. Stelzer, for their assistance in possible restructuring transactions related to the Company. In the event that certain restructuring transactions such as a merger or asset sale are consummated, the five individuals who assist in completing the transaction will participate equally in an incentive pool equal to the value of the transaction pertaining to oil and gas reserves times 1% for each transaction or cumulative transactions greater than $23,000,000. Individuals may be removed from the incentive pool if they are performing unsatisfactorily or upon their resignation from the Company as an employee or consultant.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The members of the Compensation Committee are Messrs. Patrick, Briggs and Jenkins. During 1994, Mr. Patrick was President and Chief Executive Officer of the Company and also served as a member of the Compensation Committee of the Board of Directors.

        The law firm of Basil M. Briggs, a director of the Company, supplied legal services and the accounting firm of James R. Jenkins, a director of the Company, supplied computer, accounting and tax services to the Company during 1994.

        U.E. Patrick, the President, Chief Executive Officer and a director of the Company, is the uncle, by marriage, of Phillip J. McAndrews, a Vice President of the Company.

                                   ITEM 12.
       SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table reflects the ownership of Company Common Stock as of April 28, 1995 by (i) persons as a group who are known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each director, and (iii) all directors and executive officers as a group. The Company believes that, except as noted, the stockholders listed below have sole investment and voting power with respect to the Patrick Common Stock beneficially owned by them. Patrick is not aware of any holders of 5% or more of, and none of the officers or directors of Patrick owns any shares of, Patrick Preferred Stock. Except as otherwise indicated below the address for each person listed in the table is 301 W. Michigan Avenue, Jackson, Michigan 49201.


                                                                  NUMBER OF SHARES           PERCENT OF
            NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIALLY OWNED            CLASS
            ------------------------------------                 ------------------          ---------
B.A.R.D. Industries, Inc. . . . . . . . . . . . . . . . .
  15311 Vantage Parkway West, Suite 315
  Houston, TX  77032 (1)                                              3,107,741                15.7%

FMR Corp. (2) . . . . . . . . . . . . . . . . . . . . . .
  82 Devonshire Street
  Boston, MA  02109                                                   1,081,770                 5.2%

U.E. Patrick  . . . . . . . . . . . . . . . . . . . . . .               944,093(3)              5.0%

Basil M. Briggs . . . . . . . . . . . . . . . . . . . . .                49,652(3)               *
Benjamin F. Edwards, II . . . . . . . . . . . . . . . . .                54,000(3)               *

Wayne G. Kees . . . . . . . . . . . . . . . . . . . . . .                56,665(3)               *
James R. Jenkins  . . . . . . . . . . . . . . . . . . . .                60,105(3)               *

John C. Napley  . . . . . . . . . . . . . . . . . . . . .                95,072(3)               *

Rick D. Clark . . . . . . . . . . . . . . . . . . . . . .                92,000(3)               *
William T. Stelzer  . . . . . . . . . . . . . . . . . . .                25,000(3)               *

Directors and Executive Officers as a group (11 persons)
(3) . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,425,174(4)              6.8%

____________________
*  Less than 1%.

(1)  Based on a Schedule 13D of B.A.R.D. Industries, Inc. dated February 6,
     1995.

(2) Based on information contained in a Schedule 13G of the Securities and Exchange Commission filed by FMR Corp. on December 31, 1994. FMR Corp. is the parent corporation of Fidelity Management and Research Company, an investment adviser registered under the Investment Advisers Act of 1940 which acts as an investment adviser to several investment companies. The shares listed assumes conversion of 174,000 shares of Company Preferred Stock into 579,420 shares of Company Common Stock and 460,000 warrants into 460,000 shares of Company Common Stock.

(3) This amount includes the following number of shares which the listed individuals have the right to acquire beneficial ownership of within 60 days: Mr. Patrick 821,120; Mr. Briggs 49,000; Mr. Edwards 51,000; Mr. Kees 46,500; Mr. Jenkins 44,000; Mr. Napley 45,500; Mr. Clark 92,000; and Mr. Stelzer 25,000.

(4) Includes 1,222,586 shares which the 11 officers and directors have the right to acquire pursuant to the exercise of options within 60 days.

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file.

        Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the last fiscal year all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with except for a Form 3 for Thomas Johnson, which was filed late.


                                    ITEM 13.
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The law firm of Basil M. Briggs, a director of the Company, supplied legal services, and the accounting firm of James R. Jenkins, a director of the Company, supplied computer, accounting and tax services to the Company during 1994.

        U.E. Patrick, the President, Chief Executive Officer and a director of the Company, is the uncle, by marriage, of Phillip J. McAndrews, a Vice President of the Company.

                                   ITEM 14.
       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(a)  1.  Financial Statements                                                                                             Page
                                                                                                                          ----

         The following consolidated financial statements of Patrick
         Petroleum Company are included in Part II, Item 8:

         Independent Auditors' Report   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-1
         Balance sheets - December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-2
         Statements of operations - Years ended December 31, 1994,
           1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-3
         Statements of stockholders' equity - Years ended December 31,
           1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-4
         Statements of cash flows - Years ended December 31,
           1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-5
         Notes to consolidated financial statements - Years ended
           December 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-6

(a)  2.  Financial Statement Schedules

         II -  Valuation and qualifying accounts and reserves - Years
                 ended December 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-28

        The remaining schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the footnotes to the financial statements.

(a)  3.  Exhibits

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession:

     (2.1)  Agreement and Plan of Merger among Patrick Petroleum
            Company, Patrick Acquisition Corp. and American National Petroleum Company dated as of March 25, 1993, as amended. (The exhibits to this Agreement are not included. A list describing such exhibits is contained on pages vi and vii of the Agreement. The Company will provide a copy of any omitted exhibit to the Commission supplementally upon request.) (Incorporated by reference to Form S-4, reg. #33-61480)

     (2.2)  Agreement and Plan of Merger among Patrick Petroleum
            Company, La/Cal Energy Partners, Goodrich Petroleum Corporation, and Goodrich Acquisitions, Inc. dated as of March 10, 1995. (One exhibit to the Agreement is not included. The missing exhibit is described on page vi of the Agreement. The Company will supply a copy of the omitted exhibit to the Commission supplementally upon request.)

(10) Material Contracts:

    (10.3) Patrick Petroleum Company Profit Sharing Plan and Trust dated December 27, 1984. (Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31,
            1984).(1)

    (10.3A) First amendment dated December 17, 1987 to the Patrick
            Petroleum Company Profit Sharing and Trust dated December 27,
            1984.(1)

    (10.4)  Patrick Petroleum Corporation of Michigan Retirement
            Plan and Trust, Restated 1984.  (Incorporated by reference to
            Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 1984).(1)

    (10.4a) Amendments number one, two and three to the Patrick
            Petroleum Corporation of Michigan Retirement Plan and Trust, Restated 1984. (Incorporated by reference to Exhibit 10.4a to the Annual Report on Form 10-K for the year ended December 31,
            1990).(1)

    (10.5)  Patrick Petroleum Corporation of Michigan 1984
            Incentive Compensation Plan.  (Incorporated by reference to Exhibit
            10.5 to Annual Report on Form 10-K for the year ended December 31,
            1984).(1)

    (10.6)  Patrick Petroleum Company Stock Option and Stock
            Appreciation Rights Plan, as amended, dated April 15, 1980. (Incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1984).(1)

    (10.18) Executive Employment Agreement for U. E. Patrick with
            Patrick Petroleum Company dated November 1, 1993. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 1993.)(1)

    (10.21) Credit Agreement between Patrick Petroleum Corporation of Michigan and First Union National Bank of North Carolina dated March 16, 1995, with Exhibits.(2)

    (10.23) Patrick Petroleum Corporation of Michigan 1990 Bonus
            Pool Plan executed August 7, 1990.  (Incorporated by reference to
            Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 1990).

    (10.24) Amendment dated August 7, 1992 to the Note and Warrant
            Purchase Agreement dated May 10, 1990 (Incorporated by reference to
            Exhibit 10.22 to S-2 Registration Statement 33-50756).

    (10.25) Asset Purchase Agreement by and between Patrick
            Petroleum Corporation of Michigan and American National Petroleum, Inc. as Seller, and Unit Petroleum Company, as Purchaser, effective May 1, 1994.(2)

    (10.26) Purchase and Sale Agreement by and among Patrick
            Acquisition Corp. and Whiting Petroleum Corporation dated May 10, 1993 (Incorporated by reference to Form S-4, Registration number 33-61480).

    (10.27) Patrick Petroleum Company's 1993 Stock Option Plan
            (Incorporated by reference to Form S-8 Registration Number 33-72342).(1)

    (10.28) Patrick Petroleum Company's Directors Stock Option Plan
            (Incorporated by reference to Form S-8 Registration Number 33-72342).(1)

    (10.29) Stock Purchase and Put Option Agreement dated as of
            March 30, 1994 between the Company and Penske Corporation. (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 1993.)

  (10.29b) Closing Agreement and Instructions to Agent entered into as of April 12, 1994 between the Company and Noteholders.

  (10.29c) Voting Agreement dated as of March 30, 1994 between the Company and Penske. (Incorporated by reference to Exhibit 10.29c to the Annual Report on Form 10-K for the year ended December 31, 1993.)

     (10.29d)  Letter dated March 31, 1994 between the Company and
               Penske regarding letter of credit. (Incorporated by reference to Exhibit 10.29d to the Annual Report on Form 10-K for the year ended December 31, 1993.)

     (10.30) Agreement dated March 31, 1994 between the Company and certain employees. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended
               December 31, 1993.)

(22) Subsidiaries of the Registrant:

     (a) Patrick Petroleum Corporation of Michigan (a Michigan corporation), a wholly-owned subsidiary of the Registrant.

     (b) American National Petroleum Company, (a Nevada corporation), a wholly-owned subsidiary of the Registrant, has the following wholly-owned subsidiaries:

          1.  Drilling & Workover Company, Inc. (Louisiana corporation)

          2.  Lece, Inc. (Texas corporation)

          3.  National Marketing Company (Delaware corporation)

          4.  Pecos Pipeline & Producing Company (Texas corporation)

     (c) Goodrich Petroleum Corporation (a Delaware corporation), a wholly owned subsidiary of the Registrant, has the following wholly owned subsidiary:

          1.  Goodrich Acquisition, Inc. (a Delaware corporation).


(23) Consent of Experts

     (23.1)  Lee Keeling and Associates, Inc. (2)

     (23.2)  Deloitte & Touche

     (23.3)  Huddleston & Co., Inc.(2)


(b)  Reports on Form 8-K
     -------------------
     A form 8-K dated December 15, 1994, pertaining to the Unit Petroleum Corporation asset sale was filed December 29, 1994, and an amended Form 8-KA was filed January 20, 1995.


(1)  Management contracts or compensation plans or arrangements.

(2)  Included in this filing.

                                  SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PATRICK PETROLEUM COMPANY


                          BY:   /s/ Robert J. Swistock
                             --------------------------------------------------
                                Robert J. Swistock, Treasurer
                                Vice President, Finance and Principal Financial
                                Officer

                                EXHIBIT INDEX



Exhibits
- - --------

23.1   Consent of Lee Keeling and Associates, Inc.
23.3   Consent of Huddleston & Co., Inc.