Form 10-Q
period 1995-03-31
PATRICK PETROLEUM CO /DE/
filed 1995-05-12
CIK 316695

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON D. C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     March 31, 1995            Commission File Number  1-7940
                  ----------------------------                         -------


                           PATRICK PETROLEUM COMPANY
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                   38-2276752
- -----------------------------------------       ------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


301 West Michigan Avenue, Jackson, Michigan                 49201
- -------------------------------------------     ------------------------------
  (Address of principal executive offices)                Zip Code


Registrant's telephone number, including area code       (517) 787-6633
                                                   ---------------------------


                                     NONE
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Common shares outstanding as of May 9, 1995:  19,765,226
                                                          ----------

                           PATRICK PETROLEUM COMPANY


                                     INDEX



                                                                  Page No.
                                                                  --------

Part I.  Financial Information

Consolidated Balance Sheets
  March 31, 1995 (Unaudited) and December 31, 1994................    3

Consolidated Statements of Operations
  Three Months Ended March 31, 1995 and 1994 (Unaudited)..........    5

Consolidated Statements of Cash Flows
  Three Months Ended March 31, 1995 and 1994 (Unaudited)..........    6

Notes to Consolidated Financial Statements........................    7

Management's Discussion and Analysis of Financial
  Condition and the Results of Operations.........................   11

Part II.  Other Information.......................................   15

Exhibit 11 - Computation of Net Earnings (Loss) per Common Share..   17

Exhibit 27 - Financial Data Schedule..............................   18

                  PATRICK PETROLEUM COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                   MARCH 31,    DECEMBER 31,
                                                 ---------------------------
                                                     1995           1994
                                (Unaudited)      -------------  ------------

            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................... $  1,086,468    $     748,811
  Marketable securities (Note D)...............    1,097,200        1,434,800
  Accounts receivable:
    Trade, net of allowance....................      226,443          509,136
    Accrued oil and gas revenue................      842,319          743,401
    Other......................................        7,099
  Prepaid expenses and other...................       58,596           33,421
  Assets held for sale.........................      836,238          836,238
                                                ------------     ------------
   TOTAL CURRENT ASSETS........................ $  4,154,363     $  4,305,807

OTHER ASSETS:
  Investments in Penske entities (at cost)..... $  3,344,954     $  3,344,954
  Investment in Pecos pipeline, net............    2,010,040        2,089,384
  Other investments and deferred charge........      170,662          197,439
                                                ------------     ------------
      TOTAL OTHER ASSETS....................... $  5,525,656     $  5,631,777

PROPERTY AND EQUIPMENT:
  Oil and gas properties (full cost method --
    --$5,704,026 and $5,626,003 excluded
    from amortization in 1995 and 1994,
    respectively).............................. $ 36,403,236     $ 35,885,937
  Furniture, fixtures and equipment............    2,461,762        2,462,062
                                                ------------     ------------
                                                $ 38,864,998     $ 38,347,999
  Less accumulated depletion and depreciation..  (19,360,919)     (18,882,785)
                                                ------------     ------------
       TOTAL PROPERTY & EQUIPMENT.............. $ 19,504,079     $ 19,465,214
                                                ------------     ------------
         TOTAL ASSETS.......................... $ 29,184,098     $ 29,402,798
                                                ============     ============





See notes to consolidated financial statements.

                  PATRICK PETROLEUM COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                   MARCH 31,    DECEMBER 31,
                                                 ---------------------------
                                                     1995           1994
                                                 -------------  ------------
                                                (Unaudited)

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.............................  $  1,320,428  $   2,045,333
  Accrued liabilities..........................       689,864        423,137
  Reserve for contingent liabilities (Note C)..     1,033,496      1,022,000
  Note payable to bank.........................     1,000,000
  Current portion of long term debt............     2,000,000      5,000,000
                                                 ------------  -------------
     TOTAL CURRENT LIABILITIES.................  $  6,043,788  $   8,490,470

LONG TERM DEBT (Note B):
  Subordinated Collateralized Notes............  $  8,000,000  $   5,000,000
                                                 ------------  -------------
     TOTAL LONG-TERM DEBT                        $  8,000,000  $   5,000,000

STOCKHOLDERS' EQUITY (Notes B and E):
  Preferred stock, par value $1.00 per share;
    authorized -- 10,000,000; issued 1,175,000
    (liquidating preference $10 per share,
    aggregating to $11,750,000).                 $  1,175,000  $   1,175,000
  Common stock, par value $0.20 per share;
    authorized 40,000,000 shares -- issued
    19,981,076 in 1995 and 1994...............      3,996,215      3,996,215
  Additional paid-in capital..................     82,088,679     82,088,679
  Retained earnings (deficit).................    (71,928,594)   (71,494,176)
  Unrealized gain on marketable securities....        516,150        853,750
                                                 ------------  -------------
                                                 $ 15,847,450  $  16,619,468
Less:
  Treasury stock at cost -- 215,849 shares
    in 1995 and 1994..........................        707,140        707,140
                                                 ------------  -------------
     TOTAL STOCKHOLDERS' EQUITY...............   $ 15,140,310  $  15,912,328
                                                 ------------  -------------
       TOTAL LIABILITIES & STOCKHOLDER'S
         EQUITY...............................   $ 29,184,098  $  29,402,798
                                                =============  =============





See notes to consolidated financial statements.

                  PATRICK PETROLEUM COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                                 (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                        1995          1994
                                                     -----------   -----------
REVENUES:
  Oil and gas sales................................. $   918,549   $ 2,849,870
  Interest and dividend income......................       1,750
  Gain on sale of investments.......................       7,260     6,498,492
  Revenue from pipeline systems.....................     570,000       264,500
  Other income......................................      57,106        39,424
                                                     -----------   -----------
                                                     $ 1,554,665   $ 9,652,286

EXPENSES:
  Production taxes.................................. $    42,155   $   198,919
  Lease operating costs.............................     262,672       881,096
  Depletion, depreciation and amortization..........     581,105     1,476,152
  General and administrative........................     603,102       642,506
  Interest..........................................     265,049       706,461
                                                     -----------   -----------
                                                     $ 1,754,083   $ 3,905,134

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM........... $  (199,418)  $ 5,747,152
EXTRAORDINARY ITEM:
  Early extinguishment of debt...................... $             $ 1,232,832
                                                     -----------    ----------

NET EARNINGS (LOSS)................................. $  (199,418)  $ 4,514,320
                                                     ===========   ===========
NET EARNINGS (LOSS) PER SHARE....................... $      (.02)  $       .21
                                                     ===========   ===========
Weighted Average Shares Outstanding.................  19,765,226    19,765,226
                                                     ===========   ===========





See notes to consolidated financial statements

                   PATRICK PETROLEUM COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                            -------------------------
                                                                1995          1994
                                                            -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)......................................  $  (199,418)  $ 4,514,320
 Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
   Depletion, depreciation and amortization...............      581,105     1,476,151
   Extraordinary charge, early extinguishment of debt.....                  1,232,832
   Gain on sale of investment.............................                 (6,498,492)
   (Increase) decrease in:
    Accounts and notes receivable.........................      176,676      (182,243)
    Assets held for resale................................       (7,260)    1,516,316
    Prepaid expenses and other............................      (25,175)      (73,871)
    Other investments.....................................       14,105       (76,420)
   (Decrease) increase in:
    Accounts payable......................................     (724,905)     (930,335)
    Accrued liabilities...................................      278,223        79,614
                                                            -----------   -----------
     Total Adjustments....................................  $   292,769    (3,456,448)
                                                            -----------   -----------
     Net Cash Provided By (Used In) Operating Activities..  $    93,351   $ 1,057,872

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from disposition of properties..................  $    25,778   $   177,878
 Proceeds from adjustments relating to ANPC acquisition...                    747,000
 Capital expenditures.....................................     (546,472)   (1,349,815)
                                                            -----------   -----------
     Net Cash Used In Investing Activities................  $  (520,694)  $  (424,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank borrowings............................  $ 1,000,000
 Principal payments on bank borrowings....................                $  (552,823)
 Preferred stock dividends................................     (235,000)     (235,000)
                                                            -----------   -----------
     Net Cash Provided By (Used in) Financing Activities..  $   765,000   $  (787,823)
                                                            -----------   -----------
     Net Decrease In Cash And Cash Equivalents............  $   337,657   $  (154,888)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........      748,811       685,654
                                                            -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $ 1,086,468   $   530,766
                                                            ===========   ===========

                   PATRICK PETROLEUM COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (1) For a description of the accounting policies followed refer to the notes to the Company's annual consolidated financial statements for the year ended December 31, 1994, included in Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

       (2) The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany profits, transactions, and balances have been eliminated.

       (3) In the opinion of the Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations for the three months ended March 31, 1995 and 1994.

       (4) The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE B -- DEBT

       The Company has entered into a new Credit Agreement with a Bank which provides for a maximum credit facility of $30,200,000, consisting of a $5,200,000 term loan, and a $25,000,000 revolving line of credit with an initial borrowing base of $6,000,000 (collectively the "Bank Loan"). The Company had consummated a short-term interim $2,000,000 Bridge Loan with the same Bank, which debt will be retired as part of the above-described revolving line of credit. At March 31, 1995 the Company has borrowed $1,000,000 under the Bridge Loan. The Bank Loan offers fixed and variable interest rate options based on Prime or LIBOR (+2%). The current borrowing rate is 8.125%. The interest rates will increase by amounts up to .50% on Prime and 1.00% on LIBOR if the merger described in Management's Discussion and Analysis of Financial Condition and Results of Operations (page 11) does not occur on a timely basis. Substantially all of the Company's assets are pledged to secure these credit facilities.

       The Revolving Credit Facility provided an initial $6,000,000 borrowing base, of which $2,000,000 is designated to refinance the short-term interim Bridge Loan, to refinance a portion of the 10.75% Subordinated Collateralized Notes, to fund capital expenditures for oil and gas reserve acquisitions, and exploration and development purposes. The borrowing base shall be reduced to $5,250,000 on April 1, 1996, unless redetermined otherwise pursuant to the scheduled borrowing base review.

       The $5,200,000 term loan was designated to refinance the remaining principal and accrued interest on the $10,000,000 10.75% Subordinated Collateralized Notes. The maturity is April 30, 1999, and repayment is based on the proceeds received from the sale of Penske stock.

       In 1990, the Company sold $20,000,000 in 10.75% Subordinated Collateralized Notes with Warrants to acquire 800,000 shares of the Company's $0.20 par value Common Stock at $6.16 per share, to three institutional investors. The Company's equity ownership in Penske Corporation and Penske Transportation Inc. serves as the collateral for the Senior Notes. The Senior Note Purchase Agreement contains financial covenants consistent with those contained in the Bank Loan.

       In April, 1994, the Company utilized the proceeds from the sale of the Penske Stock to prepay $10,000,000 of the Senior Notes. As a result of such transaction, the Company incurred penalties of $1,040,000 associated with the prepayment.

NOTE C -- COMMITMENTS AND CONTINGENCIES

       The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermillion Parish, Louisiana. The EPA has estimated that the total cost of long-term cleanup of the site will be approximately $13.5 million, with the Company's percentage of responsibility to be approximately 3.09%. As of March 31, 1995 the Company has accrued approximately $500,000 for this liability. The EPA and the PRPs will continue to evaluate the site and revise estimates for the
long-term cleanup of the site.   There can be no assurance that the cost of
cleanup and the Company's percentage responsibility will not be higher than currently estimated by the EPA. In addition, under the federal environmental laws, the liability costs for the cleanup of the site is joint and several among all PRPs. Therefore, the ultimate cost of the cleanup to the Company could be significantly higher than the amount presently accrued for this liability.

       On March 15, 1995, B.A.R.D. Industries ("B.A.R.D.") filed litigation against Patrick Petroleum Company, U. E. Patrick and Petrie-Parkman Co., Inc. in the District Court of Harris County, Texas. B.A.R.D. claims to be beneficial owner of 3,107,741 shares of common stock in the Company. B.A.R.D. raised several causes of action including breach of fiduciary duty, breach of registration agreement, conspiracy and a claim for actual and punitive damages in an unspecified amount, including attorneys' fees. In addition, B.A.R.D. seeks a temporary and permanent injunction requiring the production of various information from the defendants. Plaintiff claims that unless defendants are immediately restrained from taking any action concerning the proposed merger with La/Cal Energy Partners of Shreveport, Louisiana, that plaintiff will suffer irreparable injury including the loss of a board seat, the dilution from an ownership of 15.7% of the Company's common stock to approximately 7.875%, and the loss of assets for less than fair value. Defendants removed the state court proceeding to the United States District Court for the Southern District of Texas. In response, B.A.R.D. filed with the United States District Court a motion to remand the proceedings to the 269th District Court of Harris County, Texas but has subsequently decided not to pursue the remand motion. On April 5, 1995, B.A.R.D.'s claims against Petrie-Parkman Co. were voluntarily dismissed without prejudice.

       Additionally, the Company is party to a number of lawsuits arising in the normal course of business. The Company has defended and intends to continue to defend these actions vigorously and believes, based on currently available information, that adverse settlements, if any, in excess of insurance coverage or amounts already provided, will not be material to its financial position or results of operations.

NOTE D -- MARKETABLE SECURITIES

       The amortized cost and estimated fair value of marketable securities as of March 31, 1995, and December 31, 1994 are shown in the tables below:

                                                          March 31, 1995
                                           --------------------------------------------
                                                            Gross
                                             Amortized    Unrealized    Estimated Fair
                                               Cost          Gain        Market Value
                                           -----------   ------------   --------------

Marketable equity securities               $  581,050     $   516,150     $ 1,097,200


                                                          December 31, 1994
                                           ------------------------------------------
                                                            Gross
                                             Amortized    Unrealized    Estimated Fair
                                               Cost          Gain        Market Value
                                           -----------   ------------   --------------

Marketable equity securities               $  581,050     $   853,750     $ 1,434,800


       The Company uses the specific identification method in computing realized gains and losses on sales of securities. In 1995, there were no sales of such securities.

NOTE E -- CHANGES IN STOCKHOLDERS' EQUITY

       During the three months ended March 31, 1995, Stockholders' equity changed as follows:

       Balance at December 31, 1994                      $15,912,328
       Unrealized loss on Marketable Securities             (337,600)
       Net Loss                                             (199,418)
       Preferred Stock Dividends                            (235,000)
                                                         -----------

              Balance at March 31, 1995                  $15,140,310
                                                         ===========


NOTE F -- SALE OF ASSETS

       On December 15, 1994 the Company sold substantially all of its producing and nonproducing oil and gas properties in Alabama, Louisiana, Mississippi, New Mexico, Oklahoma and Texas to Unit Petroleum for $16,100,000. Under the terms of the agreement, the proceeds received by the Company were reduced by the net revenues from such properties during the period May 1, 1994 to December 15, 1994. The Company received approximately $13,236,000 after such adjustments. In a related transaction, LLOG Exploration Company exercised its election of preferential right to purchase the Company's interests in the Bayou Pigeon Field, Iberia Parish, Louisiana. The Company entered into a Purchase and Sale Agreement dated December 14, 1994, and closed the transaction December 16, 1994, receiving approximately $1,569,000. The combined proceeds were used to repay the Company's bank debt, approximately $13,700,000, with the remaining proceeds used for interest, fees and general corporate purposes, including the Company's exploration efforts in West Texas.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Overview and Analysis of Known Trends
- -------------------------------------

       On March 10, 1995 the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with La/Cal Energy Partners of Shreveport, Louisiana ("La/Cal"). The proposed transaction has been approved by the Board of Directors of the Company and the Management Committee of La/Cal and is subject to approval by their respective stockholders and partners as well as other customary conditions and approvals. The dates for the stockholder and partner votes have not yet been determined.

       Under terms of the Merger Agreement, U.E. Patrick, presently President and CEO of the Company, will be Chairman and Walter G. "Gil" Goodrich, presently a managing partner of La/Cal, will be President and CEO of the combined company. In addition, La/Cal and the Company will each nominate six directors to the Board of Directors of the combined company.

       The transaction will take the form of a tax-free exchange of common stock. To effect the transaction the Company formed a holding company, Goodrich Petroleum Corporation ("Goodrich"). La/Cal will contribute its oil and gas assets to Goodrich Petroleum for 19,765,226 shares of Goodrich common stock. Through a merger, the Company common stockholders will be entitled to receive one share of Goodrich common stock for each of the 19,765,226 outstanding Company common shares. The Company Series B Preferred stockholders will be entitled to receive for each of their 1,175,000 shares, one share of Goodrich Series A Preferred Stock with substantially identical terms. The Company will continue as a wholly-owned subsidiary of Goodrich Petroleum.

Capital Resources and Liquidity
- -------------------------------

       At March 31, 1995, the Company had $1,086,468 in cash and cash equivalents, negative working capital of $1.9 million, a current ratio of .69 to 1.0 and stockholders' equity of $15.1 million.

       In 1995, the Company will require funds in addition to its forecasted cash flow from operations in order to complete the development of its Sean Andrew Field and certain additional prospects to be drilled in West Texas. The Company has entered into a new Credit Agreement with a Bank which provides for a maximum credit facility of $30,200,000, consisting of a $5,200,000 term loan, and a $25,000,000 revolving line of credit with an initial borrowing base of $6,000,000 (collectively the "Bank Loan"). Interest rates are at prime with a LIBOR + 2.00% option. Substantially all of the Company's assets are pledged for this credit facility.

       The Company will continue to consider other sources of financing, including the public or private sale of debt or equity securities, as it has done in the past.

       The instability of hydrocarbon pricing could have a material effect on the Company's revenues, cash flows and borrowing capacity. The Company continually evaluates its proved and unproved oil and gas properties. Any long term continuation of depressed price levels may impair the value of the oil and gas properties.

       LONG TERM OBLIGATIONS
       ---------------------

       The Company's non-equity capitalization at March 31, 1995 consisted of $10.0 million of indebtedness from the Company's subordinated collateralized notes.

       In 1990, the Company sold $20,000,000 in 10.75% Subordinated Collateralized Notes with Warrants to acquire 800,000 shares of the Company's $0.20 par value Common Stock at $6.16 per share to three institutional investors. The Company's equity ownership in Penske Corporation and Penske Transportation Inc. serves as the collateral for the notes, and the Note Purchase Agreement contains financial covenants consistent with those contained in the Revised Bank Loan.

       On March 30, 1994, the Company entered into an agreement with Penske to sell 37% of its interest in Penske Corporation and all of its interest in Penske Transportation, Inc. for $12 million with the right to sell (put) the remaining interest to Penske equally over the next five years. Terms call for Penske to pay the Company, upon presentation of each put, an annual amount to the greater of $2.4 million or 1.5 times book value of the shares presented. The minimum value if all puts are presented will be an additional $12 million. Penske has the right to call and accelerate the options in the event there is a change in control of the Company during the term of the agreement.

       On April 12, 1994, the Company utilized the proceeds from such sale to prepay $10,000,000 of the Senior Notes secured by the Penske stock. As a result of such transaction, the Company recognized a gain of $6,754,000 on the sale of the stock and incurred penalties of $1,040,000 associated with the prepayment.

       On May 2, 1995 the Company retired all of the $10,000,000 10.75% Senior Subordinated Notes outstanding. A portion of the debt was retired with the $2,400,000 in proceeds from the exercise of the first put of Penske stock. The remaining Senior Note indebtedness was retired with proceeds from the Company's new credit facility. The rate of interest on such borrowing was 8.125% at May 8, 1995. The prepayment penalty incurred was $60,250. The Penske stock was transferred as collateral to the lender as part of the credit agreement.

       If the merger with La/Cal occurs, a change of control as defined in the sale agreement with Penske Corporation will transpire. Penske intends to exercise a call on the remaining 151,584 shares held by Patrick. If the merger occurs, and Penske exercises its call, the Company anticipates receiving approximately $9.6 million.

       CAPITAL EXPENDITURES
       --------------------

       During the period ended March 31, 1995, the Company's capital expenditures were $546,472. The expenditures were for development costs of $440,287, exploration expenditures of $100,039, and acquisition of leasehold interest of $6,146. In addition, the Company received proceeds from the sale of interests in oil and gas assets of $25,778.

       In order to preserve current available cash, the Company intends to fund its portion of certain on-going drilling expenditures by selling a portion of its interest in seismic and acreage cost or borrowing on its working capital credit facility. This method of funding has been used by the Company in previous exploration efforts. The Company will still be responsible for its share of completion costs and any future project development or seismic expenditures.

       The Company has no material binding commitments for capital expenditures at March 31, 1995. However, the Company anticipates significant capital expenditures primarily to develop its Sean Andrew Field and other West Texas properties.

ADOPTION OF ACCOUNTING STANDARDS
- --------------------------------

       The Financial Accounting Standards Board has issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". SFAS No. 107 extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments for which it is practicable to estimate fair value. Management has determined that the effects on the financial statements from the adoption of this statement, which is required to be adopted by the Company in 1995, will not be material.

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995
        ---------------------------------------------------------------
               COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994
               -------------------------------------------------

       During the three months ended March 31, 1995, the Company lost $199,418 compared to net earnings of $4,514,320 for the same period of the previous year.

       Revenues decreased $8,097,621 to $1,554,665 during 1995, compared to $9,652,286 for 1994 primarily the result of decreased gains on sales of investments of $6,491,232 and the loss of revenue from the wells sold to Unit Petroleum in December, 1994. Oil and gas sales decreased $1,931,321, revenue from pipeline systems increased $305,500 and the other components of revenue increased $19,432 in 1995 compared to 1994.

       A comparison of production volumes and average sales prices of oil and gas produced and sold by the Company for the periods presented is as follows:

       Production Volumes                                   1995                 1994
       ------------------                                ---------            ---------
       Crude oil and Condensate (Bbls)                      37,572               72,620
       Natural gas (Mcf)                                   106,676              706,661

       Average Sales Price
       -------------------
       Crude oil and Condensate (per Bbls)                  $17.24               $13.95
       Natural gas (per Mcf)                                $ 1.58               $ 2.37


       Expenses decreased $3,383,883 during the three months ended March 31, 1995, compared to the same period of the previous year principally due to a prepayment penalty recorded in 1994 and due to the reduced number of wells in 1995. Production taxes decreased $156,764, lease operating costs and depletion, depreciation and amortization decreased $1,513,471, general and administrative costs decreased $39,404, and interest expense decreased $441,412, principally due to a reduction in outstanding debt. Under the full cost accounting method, the Company capitalized $90,000 of exploration overhead in 1995, compared to $450,000 in 1994. The Company recorded a prepayment penalty expense in 1994 of approximately $1,233,000 as a result of the early extinguishment of Senior Note debt.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
- ---------------------------

       On March 15, 1995, B.A.R.D. Industries ("B.A.R.D.") filed litigation against Patrick Petroleum Company, U. E. Patrick and Petrie-Parkman Co., Inc. in the District Court of Harris County, Texas. B.A.R.D. claims to be beneficial owner of 3,107,741 shares of common stock in the Company. B.A.R.D. raised several causes of action including breach of fiduciary duty, breach of registration agreement, conspiracy and a claim for actual and punitive damages in an unspecified amount, including attorneys' fees. In addition, B.A.R.D. seeks a temporary and permanent injunction requiring the production of various information from the defendants. Plaintiff claims that unless defendants are immediately restrained from taking any action concerning the proposed merger with La/Cal Energy Partners of Shreveport, Louisiana, that plaintiff will suffer irreparable injury including the loss of a board seat, the dilution from an ownership of 15.7% of the Company's common stock to approximately 7.875%, and the loss of assets for less than fair value. Defendants removed the state court proceeding to the United States District Court for the Southern District of Texas. In response, B.A.R.D. filed with the United States District Court a motion to remand the proceedings to the 269th District Court of Harris County, Texas but has subsequently decided not to pursue the remand motion. On April 5, 1995, B.A.R.D.'s claims against Petrie-Parkman Co. were voluntarily dismissed without prejudice.

ITEM 2.   CHANGES IN SECURITIES
- -------------------------------

       None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
- -----------------------------------------

       None.


ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS
- ----------------------------------------------

       None.

ITEM 5.   OTHER INFORMATION
- ---------------------------

       Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

       (a)  Exhibit 11 Computation of Net Earnings (Loss) Per Share
       (b)  Exhibit 27 Financial Data Schedule
       (c)  Report on Form 8-K - None.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PATRICK PETROLEUM COMPANY
                                           ----------------------------------
                                                      (Registrant)





                                             /s/Thomas G. Johnson
                                           -----------------------------------
                                           Thomas G. Johnson, Controller and
                                            Chief Accounting Officer



DATE:    May 9, 1995
      -------------------