Form 10-Q
period 1995-06-30
PATRICK PETROLEUM CO /DE/
filed 1995-08-11
CIK 316695

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended     June 30, 1995             Commission File Number  1-7940


                           PATRICK PETROLEUM COMPANY
             (Exact name of registrant as specified in its charter)

               Delaware                                   38-2276752
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

301 West Michigan Avenue, Jackson, Michigan                 49201
  (Address of principal executive offices)                Zip Code

Registrant's telephone number, including area code       (517) 787-6633

                                     NONE
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

           Common shares outstanding as of August 2, 1995: 19,765,226

                            PATRICK PETROLEUM COMPANY

                                      INDEX


                                                                 Page No.
                                                                 --------
Part I.  Financial Information

Consolidated Balance Sheets
  June 30, 1995 (Unaudited) and December 31, 1994................    3

Consolidated Statements of Operations
  Six Months Ended June 30, 1995 and 1994 (Unaudited)............    5

Consolidated Statements of Operations
  Three Months Ended June 30, 1995 and 1994 (Unaudited)..........    6

Consolidated Statements of Cash Flows
  Six Months Ended June 30, 1995 and 1994 (Unaudited)............    7

Notes to Consolidated Financial Statements........................   8

Management's Discussion and Analysis of Financial
  Condition and the Results of Operations.........................  11

Part II.  Other Information.......................................  15

Exhibit 11 - Computation of Net Earnings (Loss) per Common Share..  16


                   PATRICK PETROLEUM COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    JUNE 30,   DECEMBER, 31
                                                 --------------------------
                                                     1995           1994
                                                 ------------  ------------
                                                 (Unaudited)
            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................... $    487,624   $   748,811
  Marketable securities (Note D)...............      928,400     1,434,800
  Accounts receivable:
    Trade, net of allowance....................      179,760       509,136
    Accrued oil and gas revenue................      636,524       743,401
  Prepaid expenses and other...................      100,209        33,421
  Assets held for resale.......................      836,238       836,238
                                                 -----------   -----------
     TOTAL CURRENT ASSETS...................... $  3,168,755   $ 4,305,807

OTHER ASSETS:

  Investments in Penske entities
    (at cost).................................. $  2,508,716     3,344,954
  Investment in Pecos pipeline, net............    1,957,144     2,089,384
  Other investments and deferred charge........      140,862       197,439
                                                ------------  ------------
      TOTAL OTHER ASSETS....................... $  4,606,722   $ 5,631,777

PROPERTY AND EQUIPMENT:
  Oil and gas properties (full cost method --
    --$4,911,364 and $5,626,003 excluded
    from amortization in 1995 and 1994,
    respectively).............................. $ 37,388,339   $35,885,937
  Furniture, fixtures and equipment............    2,461,762     2,462,062
                                                ------------  ------------
                                                $ 39,850,101   $38,347,999
  Less accumulated depletion and depreciation..  (19,928,381)  (18,882,785)
                                                ------------  ------------
       TOTAL PROPERTY & EQUIPMENT.............. $ 19,921,720   $19,465,214
                                                ------------  ------------
         TOTAL ASSETS.......................... $ 27,697,197   $29,402,798
                                                ============  ============


See notes to consolidated financial statements.

                   PATRICK PETROLEUM COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    JUNE 30,    DECEMBER 31,
                                                 ---------------------------
                                                     1995           1994
                                                 ------------   ------------
                                                 (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.............................  $  1,544,487  $  2,045,333
  Accrued liabilities..........................       395,542       423,137
  Reserve for contingent liabilities (Note C)..     1,018,244     1,022,000
  Current portion of long term debt............     1,000,000     5,000,000
                                                 ------------  ------------
     TOTAL CURRENT LIABILITIES.................  $  3,958,273  $  8,490,470

LONG TERM DEBT (Note B):
  Bank Debt....................................     8,173,861
  Subordinated Collateralized Notes............                   5,000,000
                                                 ------------  ------------
     TOTAL LONG-TERM DEBT                        $  8,173,861  $  5,000,000


STOCKHOLDERS' EQUITY (Notes B and E):
  Preferred stock, par value $1.00 per share;
    authorized -- 10,000,000; issued 1,175,000
         (liquidating preference $10 per share,
         aggregating to $11,750,000).            $  1,175,000  $  1,175,000
  Common stock, par value $0.20 per share;
    authorized 40,000,000 shares -- issued
    19,981,076 in 1995 and 1994...............      3,996,215     3,996,215
  Additional paid-in capital..................     82,088,679    82,088,679
  Retained earnings (deficit).................    (71,335,041)  (71,494,176)
  Unrealized gain on marketable securities....        347,350       853,750
                                                 ------------  ------------
                                                 $ 16,272,203  $ 16,619,468
Less:
  Treasury stock at cost -- 215,849 shares
    in 1995 and 1994..........................        707,140       707,140
                                                 ------------  ------------
     TOTAL STOCKHOLDERS' EQUITY...............   $ 15,565,063  $ 15,912,328
                                                 ------------  ------------
       TOTAL LIABILITIES & STOCKHOLDERS'
         EQUITY...............................   $ 27,697,197  $ 29,402,798
                                                ============== ============


See notes to consolidated financial statements.

                   PATRICK PETROLEUM COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                      ------------------------
                                                          1995         1994
                                                      -----------  -----------
REVENUES:
  Oil and gas sales.................................. $ 1,949,199  $ 5,953,423
  Gain on sale of investments........................   1,563,762    6,466,100
  Revenue from pipeline system.......................     799,838      459,461
  Other income.......................................     559,602       48,584
                                                      -----------  -----------
                                                      $ 4,872,401  $12,927,568

EXPENSES:
  Production taxes................................... $    98,897  $   420,328
  Lease operating costs..............................     692,420    2,216,440
  Depletion, depreciation and amortization ..........   1,207,167    3,222,968
  General and administrative.........................   1,577,818    1,599,153
  Interest...........................................     503,419    1,201,703
  Writedown of oil and gas properties................                3,241,000
                                                      -----------  -----------
                                                      $ 4,079,721  $11,901,592

EARNINGS BEFORE EXTRAORDINARY ITEM................... $   792,680  $ 1,025,976
EXTRAORDINARY ITEM:
 Early extinguishment of debt........................     163,545    1,232,832
                                                      -----------  -----------
NET EARNINGS (LOSS).................................. $   629,135  $  (206,856)
                                                      ===========  ===========
NET EARNINGS (LOSS) PER COMMON SHARE................. $      -     $      (.03)
                                                      ===========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING..................  19,765,226   19,765,226
                                                      ===========   ==========

















See notes to consolidated financial statements.

                   PATRICK PETROLEUM COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                      ------------------------
                                                         1995         1994
                                                      -----------  -----------
REVENUES:
  Oil and gas sales.................................. $ 1,030,650  $ 3,103,553
  Gain on sale of investments........................   1,563,762
  Revenue from pipeline system.......................     229,838      194,961
  Other income.......................................     493,486        9,160
                                                      -----------  -----------
                                                      $ 3,317,736  $ 3,307,674

EXPENSES:
  Production taxes................................... $    56,742  $   221,409
  Lease operating costs..............................     429,748    1,335,344
  Depletion, depreciation and amortization ..........     626,062    1,746,816
  General and administrative.........................     974,716      956,647
  Interest...........................................     238,370      495,242
  Loss on sale of investments........................                   32,392
  Writedown of oil and gas properties................                3,241,000
                                                      -----------  -----------
                                                      $ 2,325,638  $ 8,028,850


INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.............. $   992,098  $(4,721,176)
 Early Extinguishment of Debt........................     163,545
                                                      -----------  -----------
NET INCOME (LOSS).................................... $   828,553  $(4,721,176)
                                                      ===========  ===========
NET INCOME (LOSS) PER COMMON SHARE................... $       .03  $      (.25)
                                                      ===========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING..................  19,765,226   19,765,226
                                                      ===========   ==========


See notes to consolidated financial statements.

                   PATRICK PETROLEUM COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Six Months
                                                                  Ended June 30,
                                                            -------------------------
                                                                1995          1994
                                                            -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)........................................  $   629,135   $  (206,856)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depletion, depreciation and amortization...............    1,207,167     3,222,968
   Writedown of oil and gas properties....................         -        3,241,000
   Extraordinary charge, early extinguishment of debt.....      163,545     1,232,832
   Dividends from investing activities....................     (102,273)
   Gain on sale of assets.................................   (1,563,762)   (6,466,100)
   (Increase) decrease in:
    Accounts and notes receivable.........................      436,253       465,863
    Prepaid expenses and other............................      (66,788)      (86,046)
    Assets held for resale................................                  1,516,318
    Other investments.....................................      (77,892)      (76,420)
   (Decrease) increase in:
    Accounts payable......................................     (500,846)   (1,137,277)
    Accrued liabilities...................................      (29,351)     (531,076)
                                                            -----------   -----------
     Total Adjustments....................................  $  (533,947)  $ 1,382,062
                                                            -----------   -----------
     Net Cash Provided By Operating Activities............  $    95,188   $ 1,175,206

CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturities and sales of investments......................  $ 2,400,000   $11,745,000
 Dividends from Penske entities...........................      102,273
 Proceeds from disposition of properties..................       69,642   $   461,277
 Proceeds from adjustments relating to ANPC acquisition...         -          747,201
 Capital expenditures.....................................   (1,571,901)   (2,612,263)
                                                            -----------   -----------
     Net Cash (Provided By) Investing Activities..........  $ 1,000,014   $10,341,215

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank borrowings............................  $10,173,861   $   250,000
 Principal payments of bank borrowings....................   (1,000,000)     (558,249)
 Principal payments of Subordinated Collateralized note...  (10,000,000)  (10,000,000)
 Prepayment for early extinguishment of debt..............      (60,250)   (1,039,540)
 Preferred Stock Dividend.................................     (470,000)     (470,000)
                                                            -----------   -----------
     Net Cash Used In Financing Activities................  $(1,356,389) ($11,817,789)
                                                            -----------   -----------
     Net Decrease In Cash And Cash Equivalents............  $  (261,187)  $  (301,368)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........      748,811       685,654
                                                            -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $   487,624   $   384,286
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

        (3) In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994.

        (4) The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE B -- DEBT

        The Company has entered into a new Credit Agreement with a Bank which provides for a maximum credit facility of $30,200,000, consisting of a $5,200,000 term loan, and a $25,000,000 revolving line of credit with an initial borrowing base of $6,000,000 (collectively the "Bank Loan"). The Company had consummated a short-term interim $2,000,000 Bridge Loan with the same Bank, which debt was retired as part of the above-described revolving line of credit. At June 30, 1995 the Company has borrowed approximately $9,173,000 under the Bank Loan. The Bank Loan offers fixed and variable interest rate options based on Prime or LIBOR (+2%). The current borrowing rate is 8.125%. The interest rates will increase by amounts up to .50% on Prime and 1.00% on LIBOR if the merger described in Management's Discussion and Analysis of Financial Condition and Results of Operations (page 11) does not occur on a timely basis. Substantially all of the Company's assets are pledged to secure these credit facilities.

NOTE C -- COMMITMENTS AND CONTINGENCIES

        The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP"") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermillion Parish, Louisiana. The EPA has estimated that the total cost of long-term cleanup of the site will be approximately $13.5 million, with the Company's percentage of responsibility to be approximately 3.09%. As of June 30, 1995, the Company has accrued approximately $500,000 for this liability. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term cleanup of the site. There can be no assurance that the cost of cleanup and the Company's percentage responsibility will not be higher than currently estimated by the EPA. In addition, under the federal environmental laws, the liability costs for the cleanup of the site is joint and several among all PRPs. Therefore, the ultimate cost of the cleanup to the Company could be significantly higher than the amount presently accrued for this liability.

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

NOTE D -- MARKETABLE SECURITIES

        The amortized cost and estimated fair market value of marketable securities as of June 30, 1995, and December 31, 1994 are shown in the tables below:


                                                                  June 30, 1995
                                              -----------------------------------------------------
                                              Amortized           Gross Unrealized   Estimated Fair
                                                Cost                   Gain          Market Value
                                              ----------          ----------------   --------------
Marketable equity securities                  $  581,050          $        347,350   $      928,400


                                                                  December 31, 1994
                                              -----------------------------------------------------
                                              Amortized           Gross Unrealized   Estimated Fair
                                                Cost                   Gain          Market Value
                                              ----------          ----------------   --------------
Marketable equity securities                  $  581,050          $        853,750   $    1,434,800


NOTE E -- CHANGES IN STOCKHOLDERS' EQUITY

        During the six months ended June 30, 1995, Stockholders' equity changed as follows:

        Balance at December 31, 1994                                             $15,912,328
        Unrealized loss on Marketable Securities                                    (506,400)
        Net Income                                                                   629,135
        Preferred Stock Dividends                                                   (470,000)
                                                                                 -----------

               Balance at June 30, 1995                                          $15,565,063
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

NOTE G -- TAXES ON INCOME

        The following table summarizes the income tax expense and the deferred tax (benefit) utilization of net operating loss carryforwards as of June 30, 1995.


                                                                         1995
                                                                      ---------
                      Current tax expense                             $ 213,906
                      Deferred tax (benefit) utilization
                        of net operating loss carryforwards            (213,906)
                                                                      ---------
                                                                      $    -0-
                                                                      =========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview and Analysis of Known Trends

        On March 10, 1995 the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with La/Cal Energy Partners of Shreveport, Louisiana ("La/Cal"). The proposed transaction has been approved by the Board of Directors and stockholders of the Company and the Management Committee of La/Cal and is subject to approval by the La/Cal partners at a meeting on August 15, 1995. Assuming approval by the La/Cal partners, the merger is expected to be effective August 15, 1995.

        Under terms of the Merger Agreement, U.E. Patrick, presently President and CEO of the Company, will be Chairman and Walter G. "Gil" Goodrich, presently a managing partner of La/Cal, will be President and CEO of the combined company. In addition, La/Cal and the Company will each nominate six directors to the Board of Directors of the combined company.

        The transaction will take the form of a tax-free exchange of common stock. To effect the transaction, the Company formed a holding company, Goodrich Petroleum Corporation ("Goodrich"). La/Cal will contribute its oil and gas assets to Goodrich Petroleum for 19,765,226 shares of Goodrich common stock. Through a merger, the Company's common stockholders will be entitled to receive one share of Goodrich common stock for each of the 19,765,226 outstanding Company common shares. The Company Series B Preferred stockholders will be entitled to receive for each of their 1,175,000 shares, one share of Goodrich Series A Preferred Stock with substantially identical terms. The Company will continue as a wholly-owned subsidiary of Goodrich.

Capital Resources and Liquidity

        At June 30, 1995, the Company had $487,624 in cash and cash equivalents, a working capital deficiency of $789,518, a current ratio of .80 to 1.0 and stockholders' equity of $15.56 million.

        In 1995, the Company will require funds in addition to its forecasted cash flow from operations in order to complete the development of its Sean Andrew Field and certain additional prospects drilled in West Texas. The Company has entered into a new Credit Agreement with a Bank which provides for a maximum credit facility of $30,200,000, consisting of a $5,200,000 term loan, and a $25,000,000 revolving line of credit with an initial borrowing base of $6,000,000 (collectively the "Bank Loan"). The Company borrowed $2,973,861 under the line of credit and $5,200,000 from the term loan under the Agreement, adding to the $2,400,000 proceeds from the partial sale of the Penske Stock, to refinance and retire the $10,000,000 Senior Subordinated Notes. Interest rates are at prime with a LIBOR + 2.00% option. Substantially all of the Company's assets are pledged for this credit facility.

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

        LONG TERM OBLIGATIONS

        The Company's non-equity capitalization at June 30, 1995 consisted of $5.2 million of indebtedness from the term loan.

        On May 2, 1995 the Company retired all of the $10,000,000 10.75% Senior Subordinated Notes outstanding. A portion of the debt was retired with the $2,400,000 in proceeds from the exercise of the first put of Penske stock. The remaining Senior Note indebtedness was retired with proceeds from the Company's new credit facility. The rate of interest on such borrowing is 8.125%. The prepayment penalty incurred was $60,250. The Penske stock was transferred as collateral to the lender as part of the credit agreement.

        If the merger with La/Cal occurs, a change of control as defined in the sale agreement with Penske Corporation will transpire. Penske has advised the Company that it intends to exercise a call on the remaining 151,584 shares held by Patrick. If the merger occurs, and Penske exercises its call, the Company anticipates receiving approximately $9.6 million.

        CAPITAL EXPENDITURES

        During the period ended June 30, 1995, the Company's capital expenditures were $1,571,901. The expenditures were for development costs of $1,100,239, exploration expenditures of $422,912, and acquisition of leasehold interest of $48,750. In addition, the Company received proceeds from the sale of interests in oil and gas assets of $69,642.

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

        The Company has no material binding commitments for capital expenditures at June 30, 1995. However, the Company anticipates capital expenditures primarily to develop its Sean Andrew Field and other West Texas properties.

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

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994

        During the six months ended June 30, 1995, the Company earned $629,135 compared to a loss of $206,856 for the same period of the previous year. Revenues decreased to $4,872,401 during 1995, compared to $12,927,568 for 1994. Oil and gas sales decreased $4,004,224 and revenues from pipeline systems increased $340,377. The decrease in oil and gas sales is primarily due to the sale of producing properties to Unit Petroleum in December, 1994. Included in operations for the six months ended June 30, 1995, is a gain of $1,563,762 resulting from the sale of a portion of the Company's remaining Penske investment. The Company also recorded revenue of $93,712 resulting from the collection of accounts receivable previously written off as uncollectible. In 1995, the Company also recorded a dividend of $102,273 from its investment in Penske. In addition, the company also recorded revenue from revisions of previous estimates of oil and gas sales of $210,712.

        A comparison of production volumes and average sales prices of oil and gas produced and sold by the Company for the periods presented is as follows:


        Production Volumes                                                  1995                 1994
        ------------------                                                -------               -------
        Crude oil and condensate (Bbls)                                    75,098                 138,794
        Natural gas (Mcf)                                                 222,913               1,411,567

        Average Sales Price
        -------------------

        Crude oil and condensate (per Bbl)                               $  16.57              $    16.00
        Natural gas (Mcf)                                                $   1.53              $     2.30


        Expenses decreased to $4,079,721 during the six months ended June 30, 1995, compared to $11,901,592 for the same period of the previous year. Production taxes, depletion, depreciation, and amortization decreased $2,337,232 primarily due to the sale of properties to Unit Petroleum. Lease operating costs decreased $1,524,020, also primarily due to the sale of properties, and general administrative costs decreased $21,335. Included in general and administrative expenses is approximately $362,000 of costs directly related to the Goodrich merger. During 1995, the Company capitalized $180,000 of exploration overhead, compared to $900,000 during the same period in 1994. Interest expense decreased $698,284 primarily due to the paydown of the Senior notes. The Company also incurred extraordinary expenses of $163,545 associated with the refinancing of the Senior Notes. The Company recorded an extraordinary charge for early extinguishment of debt of $1,232,832 and a writedown of oil and gas properties of $3,241,000 during 1994.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994

        During the three months ended June 30, 1995, the Company earned $828,553 compared to a loss of $4,721,176 for the same period of the previous year. Revenues increased $10,062 to $3,317,736 during 1995, compared to $3,307,674 for 1994. Oil and gas sales decreased $2,072,903 and revenues from pipeline systems increased $34,877. The decrease in oil and gas sales is primarily the result of the sale of properties to Unit Petroleum. The Company's revenues during the three month period ended June 30, 1995 also includes a gain of approximately $1.56 million on the sale of a portion of the Company's Penske investment. Also included in 1995, the Company recorded revenue of $93,712 resulting from the collection of accounts receivable previously written off as uncollectible.

        A comparison of production volumes and average sales prices of oil and gas produced and sold by the Company for the periods presented is as follows:


        Production Volumes                                                  1995                  1994
        ------------------                                                -------                -------
        Crude oil and condensate (Bbls)                                    36,829                  66,174
        Natural gas (Mcf)                                                 119,057                 704,906

        Average Sales Price
        -------------------

        Crude oil and condensate (per Bbl)                               $  18.56                $  18.02
        Natural gas (Mcf)                                                $   1.67                $   2.27

        Expenses decreased $5,704,212 (before extraordinary items) during the three months ended June 30, 1995, compared to the same period of the previous year. Production taxes, depletion, depreciation, and amortization decreased $1,285,421 primarily due to the sale of properties to Unit Petroleum. Lease operating costs decreased $905,596, also primarily due to the sale of properties to Unit Petroleum. Interest expense and other decreased $256,872 primarily due to the paydown of the Senior notes. In 1995, the Company recorded $163,545 of extraordinary expenses associated with refinancing the Senior Notes. In 1994, the Company incurred a loss on the sale of investments of $32,392 and also recorded a writedown of the value of its oil and gas properties by $3,241,000.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        On March 15, 1995, B.A.R.D. Industries ("B.A.R.D.") filed litigation against Patrick Petroleum Company, U. E. Patrick and Petrie-Parkman Co., Inc. in the District Court of Harris County, Texas. B.A.R.D. claims to be beneficial owner of 3,107,741 shares of common stock in the Company. B.A.R.D. raised several causes of action including breach of fiduciary duty, breach of registration agreement, conspiracy and a claim for actual and punitive damages in an unspecified amount, including attorneys' fees. On April 5, 1995, B.A.R.D.'s claims against Petrie-Parkman Co. were voluntarily dismissed without prejudice. On June 16, 1995, all claims and causes of action asserted by B.A.R.D. against the Company and U.E. Patrick were dismissed with prejudice. In consideration for the mutual release of claimes asserted by B.A.R.D., the Company has agreed to reimburse a portion of B.A.R.D.'s legal fees in the amount of $37,500. In addition, a designee of B.A.R.D. can be named to a seat on the board of Goodrich Petroleum Corporation if the merger of the Company and Goodrich is approved by the Company stockholders and certain other conditions are met by B.A.R.D.

ITEM 2.   CHANGES IN SECURITIES

        None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS

        None.

ITEM 5.   OTHER INFORMATION

        Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibit 11 Computation of Net Earnings (Loss) Per Share
        (b)  Reports on Form 8-K - None
        (c)  Exhibit 27 - Financial Data Schedule

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

                                               PATRICK PETROLEUM COMPANY
                                           ----------------------------------
                                                      (Registrant)




                                                  /s/Thomas G. Johnson
                                           ----------------------------------
                                              Thomas G. Johnson, Controller

DATE:    August 9, 1995